Form 10-K
period 2007-12-31
GSR Mortgage Loan Trust 2007-AR2
filed 2008-03-31
CIK 1396069

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-139817-12

      GSR Mortgage Loan Trust 2007-AR2
      (exact name of issuing entity as specified in its charter)

      GS Mortgage Securities Corp.
      (exact name of the registrant (depositor) as specified in its charter)

      Goldman Sachs Mortgage Company
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199857
  (State or other jurisdiction of         54-2199858
  incorporation or organization           (I.R.S. Employer
  of issuing entity)                      Identification No.
                                          of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of
  offices of issuing entity)                    issuing entity)


 Telephone number, including area code of issuing entity: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  See Item 15 (a).



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accountant Fees and Services.

               Not applicable.




              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Regarding Countrywide Financial Corporation

Pursuant to a Form 10-K filed by Countrywide Financial Corporation ("the Company") on February 29, 2008 (Commission File No. 001-8422; CIK No. 0000025191), the parent of Countrywide Home Loans Servicing LP, one of the servicers, and Countrywide Home Loans, Inc., one of the original loan sellers, the Company stated that various lawsuits alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against us and certain current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, or state superior court in Los Angeles, or state court in Delaware. The Company stated that among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company stated that these cases allege, among other things, that the Company did not disclose complete and accurate information about mortgage lending practices and financial condition. The Company stated that shareholder derivative cases brought in federal court are brought on the Company's behalf and do not seek recovery of damages from the Company.

The Company stated that two consolidated cases alleging claims for derivative relief on behalf of the Company are also pending in federal district court in Delaware, and allege, among other things, that certain of the Company's proxy filings contain incorrect statements relating to the compensation of the Chief Executive Officer.

The Company stated that various class action lawsuits relating to the proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of shareholders against the Company, the Company's directors and Bank of America. The Company stated that the class action lawsuits filed in state court in California have been removed to federal court in Los Angeles and that these lawsuits allege that the Company's directors breached their fiduciary duties to the Company's shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. The Company stated that, similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

The Company stated that it is difficult to predict the resulting outcome of these proceedings, particularly where investigations and proceedings are in early stages. The Company stated that given the inherent difficulty in predicting the outcome of legal proceedings, the Company cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. The Company stated that it provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. The Company stated that although the ultimate outcome of the legal proceedings discussed above cannot be ascertained at this time, the Company believes that any resulting liability will not materially affect the consolidated financial position; such resolution, however, could be material to operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period. The Company stated that its assessment is based, in part, on the existence of insurance coverage.




Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filed on May 29, 2007 (Commission File No. 333-139817-12).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits and Financial Statement Schedules.

  (a) Exhibits.

  (1) Not Applicable.

  (2) Not Applicable.

  (3)

  (4.1-10.26) Exhibits 4.1-10.26 were filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File No.:
  333-139817-12) and are incorporated by reference herein.

  (4.1) Master Servicing and Trust Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A. as securities administrator, master servicer and a custodian and Deutsche Bank National Trust Company, as trustee and a custodian.

  (4.2) Standard Terms to Master Servicing and Trust Agreement (May 2007
  Edition).

  (4.3) Form of Publicly Offered Certificates.

  (10.1) Master Mortgage Loan Purchase Agreement dated as of July 1, 2004 between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans, Inc., as seller.

  (10.2) Servicing Agreement dated as of July 1, 2004, between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans Servicing LP, as servicer.

  (10.3) Amendment Reg AB dated as of January 1, 2006, to the Master Mortgage Loan Purchase Agreement and the Servicing Agreement each dated as of July 1, 2004 between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans, Inc., as seller.

  (10.4) Amended and Restated Servicing Agreement dated as of November 1, 2005 between Goldman Sachs Mortgage Company, as purchaser, and IndyMac Bank, F.S.B., as servicer.

  (10.5) Amended and Restated Mortgage Loan Purchase Agreement dated as of March 1, 2006, between Goldman Sachs Mortgage Company and IndyMac Bank, F.S.B., as seller.

  (10.6) Amendment No. 1 to the Amended and Restated Mortgage Loan Purchase Agreement dated as of June 1, 2006, between Goldman Sachs Mortgage Company and IndyMac Bank, F.S.B., as seller.

  (10.7) Second Amended and Restated Mortgage Loan Flow Purchase, Sale & Servicing Agreement dated as of May 1, 2006 between Goldman Sachs Mortgage Company and PHH Mortgage Corporation (formerly known as Cendant Mortgage Corporation).

  (10.8) Amendment No. 1 to Second Amended and Restated Mortgage Loan Flow Purchase, Sale & Servicing Agreement dated August 1, 2006 between Goldman Sachs Mortgage Company and PHH Mortgage Corporation (formerly known as Cendant Mortgage Corporation).

  (10.9) Amendment No. 2 to Second Amended and Restated Mortgage Loan Flow Purchase, Sale & Servicing Agreement dated September 1, 2006 between Goldman Sachs Mortgage Company and PHH Mortgage Corporation (formerly known as Cendant Mortgage Corporation).

  (10.10) Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of March 1, 2006 between Goldman Sachs Mortgage Company and Wells Fargo Bank, N.A.

  (10.11) Assignment and Conveyance Agreement (6601-6602) dated September 12, 2006 between GS Mortgage Securities Corp. and Wells Fargo Bank, N.A.

  (10.12) Second Amended and Restated Master Mortgage Loan Purchase Agreement dated as of May 1, 2006, between Bank of America, National Association and Wells Fargo Bank, N.A.

  (10.13) Second Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of May 1, 2006, between Bank of America, National Association and Wells Fargo Bank, N.A.

  (10.14) Assignment and Conveyance Agreement (WFHM 2006-W38) dated June 27, 2006 between Bank of America, National Association and Wells Fargo Bank, N.A.

  (10.15) Second Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005, between Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

  (10.16) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, by and among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Countrywide Home Loans Servicing LP, as servicer.

  (10.17) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, by and among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Countrywide Home Loans Inc., as seller.

  (10.18) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, by and among GS Mortgage Securities Corp., Deutsche Bank National Trust Company, Countrywide Home Loans, Inc., as seller, and Countrywide Home Loans Servicing LP, as servicer, and as acknowledged by Wells Fargo Bank, N.A.

  (10.19) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and IndyMac, F.S.B., as servicer.

  (10.20) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Deutsche Bank National Trust Company and IndyMac, F.S.B., as servicer, and as acknowledged by Wells Fargo Bank, N.A.

  (10.21) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and PHH Mortgage Corporation (formerly known as Cendant Mortgage Corporation), as seller and servicer.

  (10.22) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Deutsche Bank National Trust Company and PHH Mortgage Corporation (formerly known as Cendant Mortgage Corporation), as servicer, and as acknowledged by Wells Fargo Bank, N.A.

  (10.23) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Wells Fargo Bank, N.A., as servicer.

  (10.24) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Deutsche Bank National Trust Company and Wells Fargo Bank, N.A., as servicer, and as acknowledged by Wells Fargo Bank, N.A.

  (10.25) Assignment, Assumption and Recognition Agreement dated May 1, 2007, among Goldman Sachs Mortgage Company, Deutsche Bank National Trust Company and Wells Fargo Bank, N.A., as servicer, regarding the Bank of America, National Association loans.

  (10.26) Assignment, Assumption and Recognition Agreement dated May 1, 2007, among the GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Wells Fargo Bank, N.A., as servicer, regarding the Bank of America, National Association loans.

  (10.27) Exhibit 10.27 was filed as part of the Registrant's Current Report on Form 8-K/A filed on June 13, 2007 (Commission File No.: 333-139817-12) and is incorporated by reference herein.

  (10.27) Assignment and Conveyance Agreement (WFHM 2006-W36), dated May 25, 2006 between Bank of America, National Association and Wells Fargo Bank, N.A.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Countrywide Home Loans Servicing LP as Servicer
    33.2 Deutsche Bank National Trust Company as Custodian
    33.3 IndyMac Bank, F.S.B. as Servicer
    33.4 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    33.5 Wells Fargo Bank, N.A. as Servicer
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Countrywide Home Loans Servicing LP as Servicer
    34.2 Deutsche Bank National Trust Company as Custodian
    34.3 IndyMac Bank, F.S.B. as Servicer
    34.4 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    34.5 Wells Fargo Bank, N.A. as Servicer
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 Wells Fargo Bank, N.A. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See (a) above

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   GS Mortgage Securities Corp.
   (Depositor)


   /s/ Michelle Gill
   Michelle Gill, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1-10.26) Exhibits 4.1-10.26 were filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File No.:
   333-139817-12) and are incorporated by reference herein.

   (4.1) Master Servicing and Trust Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., as depositor, Wells Fargo Bank, N.A. as securities administrator, master servicer and a custodian and Deutsche Bank National Trust Company, as trustee and a custodian.

   (4.2) Standard Terms to Master Servicing and Trust Agreement (May 2007 Edition).

   (4.3) Form of Publicly Offered Certificates.

   (10.1) Master Mortgage Loan Purchase Agreement dated as of July 1, 2004 between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans, Inc., as seller.

   (10.2) Servicing Agreement dated as of July 1, 2004, between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans Servicing LP, as servicer.

   (10.3) Amendment Reg AB dated as of January 1, 2006, to the Master Mortgage Loan Purchase Agreement and the Servicing Agreement each dated as of July 1,
    2004 between Goldman Sachs Mortgage Company, as purchaser, and Countrywide Home Loans, Inc., as seller.

   (10.4) Amended and Restated Servicing Agreement dated as of November 1,
   2005 between Goldman Sachs Mortgage Company, as purchaser, and IndyMac Bank,
    F.S.B., as servicer.

   (10.5) Amended and Restated Mortgage Loan Purchase Agreement dated as of March 1, 2006, between Goldman Sachs Mortgage Company and IndyMac Bank, F.S.B., as seller.

   (10.6) Amendment No. 1 to the Amended and Restated Mortgage Loan Purchase Agreement dated as of June 1, 2006, between Goldman Sachs Mortgage Company and IndyMac Bank, F.S.B., as seller.

   (10.7) Second Amended and Restated Mortgage Loan Flow Purchase, Sale & Servicing Agreement dated as of May 1, 2006 between Goldman Sachs Mortgage Company and PHH Mortgage Corporation (formerly known as Cendant Mortgage Corporation).

   (10.8) Amendment No. 1 to Second Amended and Restated Mortgage Loan Flow Purchase, Sale & Servicing Agreement dated August 1, 2006 between Goldman Sachs Mortgage Company and PHH Mortgage Corporation (formerly known as Cendant Mortgage Corporation).

   (10.9) Amendment No. 2 to Second Amended and Restated Mortgage Loan Flow Purchase, Sale & Servicing Agreement dated September 1, 2006 between Goldman Sachs Mortgage Company and PHH Mortgage Corporation (formerly known as Cendant Mortgage Corporation).

   (10.10) Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of March 1, 2006 between Goldman Sachs Mortgage Company and Wells Fargo Bank, N.A.

   (10.11) Assignment and Conveyance Agreement (6601-6602) dated September 12, 2006 between GS Mortgage Securities Corp. and Wells Fargo Bank, N.A.

   (10.12) Second Amended and Restated Master Mortgage Loan Purchase Agreement dated as of May 1, 2006, between Bank of America, National Association and Wells Fargo Bank, N.A.

   (10.13) Second Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of May 1, 2006, between Bank of America, National Association and Wells Fargo Bank, N.A.

   (10.14) Assignment and Conveyance Agreement (WFHM 2006-W38) dated June 27, 2006 between Bank of America, National Association and Wells Fargo Bank, N.A.

   (10.15) Second Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005, between Wells Fargo Bank, N.A. and Goldman Sachs Mortgage Company.

   (10.16) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, by and among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Countrywide Home Loans Servicing LP, as servicer.

   (10.17) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, by and among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Countrywide Home Loans Inc., as seller.

   (10.18) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, by and among GS Mortgage Securities Corp., Deutsche Bank National Trust Company, Countrywide Home Loans, Inc., as seller, and Countrywide Home Loans Servicing LP, as servicer, and as acknowledged by Wells Fargo Bank, N.A.

   (10.19) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and IndyMac, F.S.B., as servicer.

   (10.20) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Deutsche Bank National Trust Company and IndyMac, F.S.B., as servicer, and as acknowledged by Wells Fargo Bank, N.A.

   (10.21) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and PHH Mortgage Corporation (formerly known as Cendant Mortgage Corporation), as seller and servicer.

   (10.22) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Deutsche Bank National Trust Company and PHH Mortgage Corporation (formerly known as Cendant Mortgage Corporation), as servicer, and as acknowledged by Wells Fargo Bank, N.A.

   (10.23) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Wells Fargo Bank, N.A., as servicer.

   (10.24) Assignment, Assumption and Recognition Agreement dated as of May 1, 2007, among GS Mortgage Securities Corp., Deutsche Bank National Trust Company and Wells Fargo Bank, N.A., as servicer, and as acknowledged by Wells Fargo Bank, N.A.

   (10.25) Assignment, Assumption and Recognition Agreement dated May 1, 2007, among Goldman Sachs Mortgage Company, Deutsche Bank National Trust Company and Wells Fargo Bank, N.A., as servicer, regarding the Bank of America, National Association loans.

   (10.26) Assignment, Assumption and Recognition Agreement dated May 1, 2007, among the GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Wells Fargo Bank, N.A., as servicer, regarding the Bank of America, National Association loans.

   (10.27) Exhibit 10.27 was filed as part of the Registrant's Current Report on Form 8-K/A filed on June 13, 2007 (Commission File No.: 333-139817-12) and is incorporated by reference herein.

   (10.27) Assignment and Conveyance Agreement (WFHM 2006-W36), dated May 25, 2006 between Bank of America, National Association and Wells Fargo Bank, N. A.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Countrywide Home Loans Servicing LP as Servicer
    33.2 Deutsche Bank National Trust Company as Custodian
    33.3 IndyMac Bank, F.S.B. as Servicer
    33.4 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    33.5 Wells Fargo Bank, N.A. as Servicer
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Countrywide Home Loans Servicing LP as Servicer
    34.2 Deutsche Bank National Trust Company as Custodian
    34.3 IndyMac Bank, F.S.B. as Servicer
    34.4 Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
    34.5 Wells Fargo Bank, N.A. as Servicer
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 Wells Fargo Bank, N.A. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
